Form 10QSB
period 1999-09-30
LAL MIAMI ENTERPRISES INC
filed 2000-02-18
CIK 1088329

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

            For the transition period _____________ to _____________

                         Commission file number 0-26359

                           LAL MIAMI ENTERPRISES, INC.
              (Exact name of Small Business Company in its charter)

           NEVADA                                            59-3356011
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     3355 Somerset Trace, Marietta, GA 30067
              (Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code:(770) 953-6439

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 5,000,000 Shares of Common Stock ($.001 par value)

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                           LAL MIAMI ENTERPRISES, INC.

PART I: Financial Information

      ITEM  1 - Financial statements

      ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II: Other Information

                           LAL MIAMI ENTERPRISES, INC.
                          (A DEVELOPMENT STATE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS

Current Assets:
   Total Current Assets                                                  $   --
                                                                         ------

      TOTAL ASSETS                                                       $   --
                                                                         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Total Current Liabilities                                             $   --
                                                                         ------

      TOTAL LIABILITIES                                                  $   --
                                                                         ------

Stockholders' Equity:
   Capital Stock -

   Common stock, $.00005 par value
   200,000 shares authorized,
   5,000,000 shares issued and outstanding                                2,000

   Capital in excess of par value

   (Deficit) accumulated during development stage                        (2,000)
                                                                         ------

     Total Stockholders' Equity                                          $   --
                                                                         ------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                                $   --
                                                                         ======

See accompanying Notes to Financial Statements.

                           LAL MIAMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                     NINE MONTHS ENDED            NINE MONTHS ENDED
                                --------------------------    --------------------------
                                     SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
Operating Expenses              $        --    $        --    $        --    $        --
                                -----------    -----------    -----------    -----------

Income (loss) from operations   $        --    $        --    $        --    $        --

RETAINED EARNINGS
(DEFICIT), BEGINNING
OF PERIOD                            (2,000)        (2,000)        (2,000)        (2,000)
                                -----------    -----------    -----------    -----------

RETAINED EARNINGS
(DEFICIT), END OF
PERIOD                          $    (2,000)   $    (2,000)   $    (2,000)   $    (2,000)
                                ===========    ===========    ===========    ===========


Per share information:
   Basic and diluted (loss)
   per common share             $        --    $        --    $        --    $        --
                                ===========    ===========    ===========    ===========

Weighted average shares
   outstanding                    5,000,000      5,000,000      5,000,000      5,000,000
                                ===========    ===========    ===========    ===========

See accompanying Notes to Financial Statements.

                           LAL MIAMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                              1999        1998
                                                              ----        ----
Cash Flows From Operating Activities:
 Net Income (Loss)                                         $      --   $      --
  Adjustments to reconcile net income to net cash
   provided by operating activities                               --          --
                                                           ---------   ---------

   Net Cash Provided By (Used By)
    Operating Activities                                   $      --   $      --
                                                           ---------   ---------

Cash Flows From Investing Activities:
 Net cash provided by (used in) investing activities       $      --   $      --
                                                           ---------   ---------

Cash Flows From Financing Activities:
 Net cash provided by (used in) financing activities       $      --   $      --
                                                           ---------   ---------

 Net increase in cash and cash equivalents                 $      --   $      --

Cash and Cash Equivalents at the
 Beginning of the Period                                          --          --
                                                           ---------   ---------

Cash and Cash Equivalents at the
 End of the Period                                         $      --   $      --
                                                           =========   =========

Additional Cash Flow Information:
 Cash paid during the period for:
   Interest (noncapitalized)                               $      --   $      --
   Income taxes                                            $      --   $      --

See accompanying Notes to Consolidated Financial Statements.

                           LAL MIAMI ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Notes to Financial Statements

Organization

      The Company was incorporated in Nevada on April 4, 1997. The Company is in its development stage and to date its activities have been limited to organization and capital formation.

Basis of Presentation

      The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 1998.

Stockholders' Equity

      Basic (loss) per share was computed using the weighted average number of common shares outstanding. During the period ended September 30, 1999 the Company recorded $2,000, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services. This amount has been accounted for as a capital contribution to the Company by its president.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

      Plan of Operation

      LAL Miami Enterprises, Inc. (the "Company") was organized under the laws of the State of Nevada to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

      The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

      During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

      Liquidity and Capital Resources

      At September 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

      Year 2000 Issues

"Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company' s minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties. To date, the Company has not experienced any Year 2000 problems.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

      There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

      (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

      (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.

      (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

      (Not applicable)

Item 5. Other Information.

      (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      No exhibits as set forth in Regulation SB, are considered necessary for this filing.

      (b) Reports on Form 8-K

      On September 15,1999, the Registrant filed a Form 8-K which reported a change in the Registrant's officers and directors.

                                    Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


Date: February 17, 2000                 /s/ Michael H. Fridovich
                                        Michael H. Fridovich, President