Form 10KSB
period 1999-12-31
LAL MIAMI ENTERPRISES INC
filed 2000-04-24
CIK 1088329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark  One)

  X  report  under  section  13  or  15(d)  of  the  Securities
-----
Exchange Act of 1934 for the fiscal year ended December 31, 1999.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission  File  No:   000-26359

                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                     (Name of small business in its charter)

             Nevada                                      59-3356011
   ----------------------------                     -------------------
   (State or other jurisdiction                        (IRS Employer
        of Incorporation)                           Identification No.)

                              33555 Somerset Trace
                              --------------------
            Address of Principal Executive Office (street and number)


                               Marietta, GA 30067
                               ------------------
                            City, State and Zip Code

Issuer's telephone number: (770) 953-6439

Securities registered under Section 12(b) of the Act:

     None

Securities to be registered under Section 12(g) of the Act:

     Common Stock, par value $.01


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No  ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     State issuer's revenue for its most recent fiscal year: $  -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): -0-

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

     (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of February 29, 2000.

     (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.


                                     PART I

ITEM  1.        DESCRIPTION  OF  BUSINESS.

General
-------

       The Company was incorporated under the laws of the State of Nevada on April 4, 1997, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     As of the end of its fiscal year ending December 31, 1999, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     It is anticipated that the Company's officers and directors will initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation  and  Selection  of  Business  Opportunities
----------------------------------------------------------

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources; and

     (4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     (5) The availability of audited financial statements for the business opportunity; and

     (6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form  of  Acquisition
---------------------

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

Employees
---------

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

     (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

     (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

     (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

     The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM  2.       DESCRIPTION  OF  PROPERTY.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 33555 Somerset Trace, Marietta, GA 30067 which is the address of its president. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number there is (770) 953-6439.

ITEM  3.       LEGAL  PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1999.

                                     Part II

ITEM  5.       MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Although the Company's shares have been approved for trading on the National Quotation Bureau Pink Sheets under the trading symbol "LALV," no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 34 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM  6.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OR  PLAN  OF  OPERATION.

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results  of  Operations
-----------------------

     During the period from December 31, 1998 through December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need  for  Additional  Financing
--------------------------------

     The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

     The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company did not incur any material expenses with respect to Year 2000 issues and as of this date, did not encounter any Year 2000 issues.

ITEM  7.       FINANCIAL  STATEMENTS.

Index  to  Financial  Statements
Report  of  Independent  Certified  Public  Accountant
Balance  Sheet
Statement  of  Loss  and  Accumulated  Deficit
Statement  of  Stockholders'  Equity
Statements  of  Cash  Flows
Notes  to  Financial  Statements

                           LAL MIAMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999


                      ASSETS
                      ------

CURRENT ASSETS:                                     1999
                                                  --------

      TOTAL CURRENT ASSETS                        $  0.00
                                                  --------

TOTAL ASSETS                                      $     0
                                                  ========


     STOCKHOLDERS' EQUITY
     --------------------
CURRENT LIABILITIES:

      TOTAL CURRENT LIABILITIES                   $     0
                                                  --------


STOCKHOLDERS' EQUITY:
 COMMON STOCK, $.001 PAR
VALUE,
  50,000,000 SHARES
AUTHORIZED, 5,000,000
SHARES
  ISSUED AND OUTSTANDING                            2,000
 ADDITIONAL PAID-IN
CAPITAL                                               600
 (DEFICIT) ACCUMULATED
DURING
  DEVELOPMENT STAGE                                (2,600)
                                                  --------
                                                        0
                                                  --------
                                                  $     0
                                                  ========


     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                LAL MIAMI ENTERPRISES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                  YEAR           YEAR        PERIOD FROM
                                                 ENDED           ENDED       INCEPTION TO
                                              DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                  1999           1998            1999
                                             --------------  -------------  --------------


OPERATING EXPENSES                           $         600   $           0  $       2,600
                                             --------------  -------------  --------------
(LOSS FROM OPERATIONS) AND
NET (LOSS)                                   $        (600)  $           0  $      (2,600)
                                             ==============  =============  ==============


PER SHARE INFORMATION:
 BASIC AND DILUTED (LOSS)
PER COMMON SHARE                             $        0.00   $        0.00  $        0.00
                                             ==============  =============  ==============


 WEIGHTED AVERAGE SHARES
OUTSTANDING                                      5,000,000       5,000,000      5,000,000
                                             ==============  =============  ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  LAL MIAMI ENTERPRISES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION (APRIL 4, 1997) TO DECEMBER 31, 1999


                                                                           DEFICIT
                                                                          ACCUMULATED
                                                                            DURING
                                           COMMON STOCK     ADDITIONAL      DEVELOP-
                                        ------------------    PAID-IN        MENT
ACTIVITY                                 SHARES    AMOUNT     CAPITAL        STAGE      TOTAL
--------------------------------------  ---------  -------  -----------  ------------  --------


SHARES ISSUED FOR
SERVICES
  ON APRIL 4, 1997 AT
$.0004 PER SHARE                        5,000,000  $ 2,000  $         0  $         0   $ 2,000


NET LOSS FOR THE PERIOD                         0        0            0       (2,000)   (2,000)
                                        ---------  -------  -----------  ------------  --------


BALANCE DECEMBER 31, 1997
AND 1998                                5,000,000    2,000            0       (2,000)        0


  CAPITAL CONTRIBUTION BY
OFFICER                                    0        0          600                 0         0


NET (LOSS) FOR THE PERIOD
 ENDED DECEMBER 31, 1999                   0        0            0              (600)        0
                                        ---------  -------  -----------  ------------  --------


BALANCE, DECEMBER 31,
1999                                    5,000,000  $ 2,000  $       600  $    (2,600)  $     0
                                        =========  =======  ===========  ============  ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 LAL MIAMI ENTERPRISES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                    YEAR           YEAR        PERIOD FROM
                                                   ENDED           ENDED       INCEPTION TO
                                                DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                    1999           1998            1999
                                               --------------  -------------  --------------


NET INCOME (LOSS) . . . . . . . . . . . . . .  $        (600)  $           0  $      (2,600)

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET

   CASH PROVIDED BY OPERATING ACTIVITIES:

   SERVICES PROVIDED AS CAPITAL CONTRIBUTION.            600                  $         600
                                               --------------  -------------  --------------

   SHARES ISSUED FOR SERVICES PROVIDED. . . .              0               0          2,000
                                               --------------  -------------  --------------

  TOTAL ADJUSTMENTS . . . . . . . . . . . . .            600               0          2,600
                                               --------------  -------------  --------------

  NET CASH PROVIDED BY (USED IN)

   OPERATING ACTIVITIES . . . . . . . . . . .              0               0              0



INCREASE (DECREASE) IN CASH . . . . . . . . .              0               0              0

CASH AND CASH EQUIVALENTS,

 BEGINNING OF PERIOD. . . . . . . . . . . . .              0               0              0

CASH AND CASH EQUIVALENTS,

 END OF PERIOD. . . . . . . . . . . . . . . .  $           0   $           0  $           0
                                               ==============  =============  ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           LAL MIAMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                         YEAR           YEAR        PERIOD FROM
                                         ENDED          ENDED      INCEPTION TO
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1999           1998           1999
                                     -------------  -------------  -------------


SUPPLEMENTAL CASH FLOW INFORMATION:

   CASH PAID FOR INTEREST . . . . .  $           0  $           0  $           0

   CASH PAID FOR INCOME TAXES . . .  $           0  $           0  $           0


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

INDEPENDENT  AUDITOR'S  REPORT


Board  of  Directors  and  Shareholders
LAL  Miami  Enterprises,  Inc.


We have audited the balance sheet of LAL Miami Enterprises, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the and each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of LAL Miami Enterprises, Inc. as of December 31, 1999 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                          James  E.  Scheifley  &  Associates,  P.C.
                          Certified  Public  Accountants

Denver,  Colorado
February  25,  2000

LAL  Miami  Enterprises,  Inc.
Notes  to  Financial  Statements
December  31,  1999


Note  1.  Organization  and  Summary  of  Significant  Accounting  Policies.
          ------------------------------------------------------------------

The Company was incorporated in Nevada on April 4, 1997. The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company has chosen December 31st as the end of its fiscal year.

     Loss  per  share:
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

     Intangible  Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company=s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair  value  of  financial  instruments
The Company=s short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based  Compensation
The  Company  adopted  Statement  of  Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock based compensation during any period presented.

New  Accounting  Pronouncements
SFAS No. 130, AReporting Comprehensive Income@, establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement and therefore the reported net loss is equivalent to comprehensive net loss.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 B Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company has adopted the statement, however, it believes that it has not to date engaged in significant transactions encompassed by the statement.

Note  2.  Stockholders'  Equity.

On April 4, 1997 the Company issued 5,000,000 shares of its common stock to its founders in exchange for services valued at $2,000.

Additionally, an officer provides office services to the Company that was valued at $600 for the period ended December 31, 1999. The officer does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the officer. No services were provided for periods prior to 1999 as the Company was inactive.


Note  3.  Related  Party  Transactions.

The Company neither owns nor leases any real or personal property. An officer of the Company provides office services and the costs thereof are included in administrative expenses. The fair value of such costs has been estimated to be approximately $50 per month and have been reflected in the accompanying financial statements.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.


Note  4.  Income  Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during the period presented.

The Company has not provided for income taxes during the periods ended December 31, 1999 as a result of an operating loss. The Company has a net operating loss carryforward at December 31, 1999 of approximately $2,600 which will expire $2000 in 2012 and $600 in 2014. The Company has fully reserved the deferred tax asset (approximately $400) that would arise from the loss carryforward since it is more likely than not that the Company will not sustain a level of operations that will provide sufficient taxable income to utilize the loss to reduce taxes in future periods. The reserve increased by approximately $100 during the year ended December 31, 1999.

                                    Part III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                       Age              Positions  Held

Michael  H.  Fridovich     51               President/Secretary/Director


     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical  Information
-------------------------

     Michael Fridovich, 51 years of age, is our only Officer and Director. He has served as President and Director since his appointment on September 7, 1999, and his terms as President and Director both expire on March 1, 2000. We have made no oral or written arrangements for a successor upon such expiration. Mr. Fridovich obtained his B.S. in Urban Studies and American History from Georgia State University. Since 1995, Mr. Fridovich has been a realtor for Remax of Buckhead in Atlanta, GA. From January 1994 until 1995, Mr. Fridovich was a realtor with the Condo Store in Atlanta, Georgia.

     Mr. Fridovich filed for Chapter 7 bankruptcy in 1998 (Case No. 98-64998) with the United States Bankruptcy Court in the Northern District of Georgia and was released from all dischargable debts on July 9, 1998. Other than this proceeding, none of our directors, executive officers, promoters or control persons have been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons. We do not anticipate involvement of our promoters in the future.

Compliance  With  Section  16(a)  of  the  Exchange  Act.
--------------------------------------------------------

        Michael Fridovich is required to file a Form 5 for the fiscal year ended December 31, 1999 and expects to do so on or before April 15, 2000.

ITEM  10.     EXECUTIVE  COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.


Name and           Number of Shares       Percent of
Address            Owned Beneficially     Class Owned

Jayne Littman      4,967,000              99.36%


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Indemnification  of  Officers  and  Directors
---------------------------------------------

     As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts  of  Interest
-----------------------

     None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  The Exhibits listed below are filed as part of this Annual Report.


Exhibit No.                    Document


   3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-26359

   3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 000-26359

    27  Financial  Data  Schedule

        (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending December 31, 1999.

                                   Signatures


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAL MIAMI ENTERPRISES, INC.




                                   By:  /s/  Michael Fridovich
                                   (Principal Executive Officer and Director)

                                   Date:  April  20,  2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



__________________               Director                    4/20/00
Michael  Fridovich