Form 10QSB
period 2000-03-31
LAL MIAMI ENTERPRISES INC
filed 2000-06-19
CIK 1088329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE  ACT  OF  1934

        For  the  Quarter  ended  March  31,  2000.

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THEE EXCHANGE ACT

        For  the  transition  period  _____________  to  _____________

Commission  file  number  0-26359

                           LAL MIAMI ENTERPRISES, INC.
              (Exact name of Small Business Company in its charter)


             NEVADA                                    59-3356011
(State or other jurisdiction of     (IRS Employer incorporation or organization)
Identification  No.)


                              3355 Somerset Trace,
                               Marietta, GA 30067
                    (Address of principal executive offices)

Registrant's  Telephone  number,  including  area  code: (770) 953-6439


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes  [   ]                 No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 5,000,000
Shares  of  Common  Stock  ($.001  par  value)


Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [   ]        No  [ X ]

                           LAL MIAMI ENTERPRISES, INC.

PART I:         Financial  Information

     ITEM 1  -  Financial  statements

     ITEM 2  -  Management's'  discussion  and  analysis  of
                financial  condition  and  results  of  operations

PART II:        Other  Information



                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                          (A DEVELOPMENT STATE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 March 31, 2000
                                 --------------


                                     ASSETS
                                     ------


Current  Assets:
---------------
   Total  Current  Assets                                   $     -
                                                            -------

     TOTAL  ASSETS                                          $     -
                                                            =======


                   LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                   ---------------------------------------

Current  Liabilities:
--------------------
   Total  Current  Liabilities                              $    -
                                                            -------

     TOTAL  LIABILITIES                                     $    -
-----                                                       -------

Stockholders'  Equity:
---------------------
   Capital  Stock  -

      Common  stock,  $.00005  par  value
      200,000  shares  authorized,
      5,000,000  shares  issued  and  outstanding            2,000

      Capital  in  excess  of  par  value

      (Deficit) accumulated during development stage        (2,600)
                                                            -------

     Total  Stockholders'  Equity                           $    -
                                                            -------

     TOTAL  LIABILITIES  AND
     STOCKHOLDERS'  EQUITY                                  $    -
                                                            =======


See  accompanying  Notes  to  Financial  Statements.

                                            LAL MIAMI ENTERPRISES, INC.
                                            ---------------------------
                                           (A DEVELOPMENT STAGE COMPANY)
                                           -----------------------------
                              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                              --------------------------------------------------------
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 --------------------------------------------------



                                   THREE MONTHS ENDED  THREE MONTHS ENDED
                                   ------------------  ------------------
                                     MARCH 31, 2000      MARCH 31, 1999


Operating Expenses                 $               -    $              -
                                   ------------------  ------------------

Income (loss) from operations      $               -    $              -

RETAINED EARNINGS
(DEFICIT), BEGINNING
OF PERIOD                                     (2,600)             (2,000)
                                   ------------------  ------------------

RETAINED EARNINGS
(DEFICIT), END OF
PERIOD                             $          (2,600)  $          (2,000)
                                   ==================  ==================


Per share information:
   Basic and diluted (loss)
   per common share                $               -   $               -
                                   ==================  ==================

Weighted average shares
   outstanding                             5,000,000           5,000,000
                                   ==================  ==================


See  accompanying  Notes  to  Financial  Statements.

                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------



                                                          2000  1999
                                                          ----  ----
Cash  Flows  From  Operating  Activities:
----------------------------------------
   Net  Income  (Loss)                                    $  -  $  -
      Adjustments to reconcile net income to net cash
         provided  by  operating  activities                 -     -
                                                          ----  ----

         Net  Cash  Provided  By  (Used  By)
            Operating  Activities                         $  -  $  -
                                                          ----  ----

Cash  Flows  From  Investing  Activities:
----------------------------------------
   Net  cash provided by (used in) investing activities   $  -  $  -
                                                          ----  ----

Cash  Flows  From  Financing  Activities:
----------------------------------------
   Net  cash provided by (used in) financing activities   $  -  $  -
                                                          ----  ----

   Net  increase in cash and cash equivalents             $  -  $  -

Cash  and  Cash  Equivalents  at  the
   Beginning  of  the  Period                                -     -
                                                          ----  ----

Cash  and  Cash  Equivalents  at  the
   End  of  the Period                                    $  -  $  -
                                                          ====  ====

Additional  Cash  Flow  Information:
-----------------------------------
   Cash  paid  during  the  period  for:
      Interest  (noncapitalized)                          $  -  $  -
      Income  taxes                                       $  -  $  -


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    -----------------------------------------


Notes  to  Financial  Statements
--------------------------------

Organization

     The Company was incorporated in Nevada on April 4, 1997. The Company is in its development stage and to date its activities have been limited to organization and capital formation.

Basis  of  Presentation

     The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10K-SB filed for the year ended December 31, 1999.

Stockholders'  Equity

     Basic (loss) per share was computed using the weighted average number of common shares outstanding. During the period ended March 31, 2000 the Company recorded $2,000, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services. This amount has been accounted for as a capital contribution to the Company by its president.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Plan  of  Operation
     -------------------

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

     Liquidity  and  Capital  Resources
     ----------------------------------

     At March 31, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.


     Year  2000  Issues
     ------------------

     The  Company  did  not  encounter  any  Y2K  problems.

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

          None.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  June  12,  2000                /s/  Michael  H.  Fridovich
       ---------------                     ----------------------------------
                                           Michael  H.  Fridovich,  President