Form 10KSB/A
period 1999-12-31
LAL MIAMI ENTERPRISES INC
filed 2000-06-20
CIK 1088329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   Amendment #1

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


     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current and future shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form  of  Acquisition
---------------------


     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management current and future stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.


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


     Under the current policy of the United States Securities and Exchange Commission ("the Commission") both before and after a business combination with an operating entity, our promoters or affiliates as well as their transferees are "underwriters" of the securities which we have issued to our current shareholders. As such, under the Commissions current policy, none of our issued and outstanding shares can be sold or transferred before or after a business combination in reliance upon any exemption from registration. In addition, our securities outstanding may only be sold or exchanged after a registration statement has been filed and become effective under the Securities Act of 1993.

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


     CAUTIONARY  STATEMENT  FOR  PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
     ---------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  Except for historical matters
------------------------------------------------
and financial statements prepared in accordance with generally accepted accounting principals, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:


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


     Forward looking statements do not include historical matters and financial Statements prepared in accordance with generally accepted accounting principals. The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.


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

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                       Age              Positions  Held

Michael  H.  Fridovich     51               President/Secretary/Director



     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.


     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical  Information
-------------------------


     Michael Fridovich, 51 years of age, is our only Officer and Director. He has served as President and Director since his appointment on September 7, 1999, and his terms as President and Director both expire on March 1, 2001. We have made no oral or written arrangements for a successor upon such expiration. Mr. Fridovich obtained his B.S. in Urban Studies and American History from Georgia State University. Since 1995, Mr. Fridovich has been a realtor for Remax of Buckhead in Atlanta, GA. From January 1994 until 1995, Mr. Fridovich was a realtor with the Condo Store in Atlanta, Georgia.


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

                                   LAL MIAMI ENTERPRISES, INC.




                                   By:  /s/  Michael Fridovich
                                   (Principal Executive Officer and Director)

                                   Date:  June  12,  2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Michael  Fridovich
-------------------------               Director                    6/12/00
Michael  Fridovich