Form 10KSB/A
period 1999-12-31
LAL MIAMI ENTERPRISES INC
filed 2000-07-10
CIK 1088329

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   Amendment #2

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


     Under the current policy of the United States Securities and Exchange Commission ("the Commission") both before and after a business combination with an operating entity, our promoters or affiliates as well as their transferees are "underwriters" of the securities which we have issued to our current shareholders. As such, under the Commissions current policy, none of our issued and outstanding shares or future shares that we may issued can be sold or transferred before or after a business combination in reliance upon Rule 144 of the Securities Act of 1933. In addition, our securities may only be sold or exchanged after a registration statement has been filed and become effective under the Securities Act of 1933 or under an exemption from registration other than Rule 144 of the Securities Act of 1933.


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


     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters and financial statements prepared in accordance with generally accepted accounting principals and statements in regard to those financial statements, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:


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


     Forward looking statements do not include historical matters and financial Statements prepared in accordance with generally accepted accounting principals and statements in regard to those financial statements. The company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.


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

     Estimates:
The preparation of the Company=s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair  value  of  financial  instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

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

                                   Date:  July 7, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



__________________               Director                    7/7/00
Michael  Fridovich