Form 10QSB
period 2000-06-30
LAL MIAMI ENTERPRISES INC
filed 2000-08-14
CIK 1088329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For  the  Quarter  ended  June  30,  2000.

[ ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THEE EXCHANGE ACT

         For  the  transition  period  _____________  to  _____________

Commission  file  number  0-26359


                          LAL  MIAMI  ENTERPRISES,  INC.
--------------------------------------------------------------------------------
           (Exact  name  of  Small  Business  Company  in  its  charter)


              NEVADA                                   59_3356011
--------------------------------------------------------------------------------
     (State or other jurisdiction            (IRS Employer incorporation or
          of  organization)                        Identification No.)


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

PART  II:        Other  Information

                    LAL MIAMI ENTERPRISES, INC.
                   -----------------------------
                   (A DEVELOPMENT STATE COMPANY)
                   -----------------------------
                          BALANCE SHEET
                          -------------
                          JUNE 30, 2000
                          -------------


                             ASSETS
                             ------


Current Assets:
---------------
   Total Current Assets                           $        -
                                                  -----------

       TOTAL ASSETS                               $        -
                                                  ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities:
--------------------
   Total Current Liabilities                      $        -
                                                  -----------

       TOTAL LIABILITIES                          $        -
                                                  -----------

Stockholders' Equity:
---------------------
 Capital Stock -

  Common stock, $.00005 par value
  200,000 shares authorized,
  5,000,000 shares issued and outstanding              2,000

  Capital in excess of par value

  (Deficit) accumulated during development stage      (2,600)
                                                  -----------

  Total Stockholders' Equity                      $        -
                                                  -----------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $        -
                                                  ===========

See  accompanying  Notes  to  Financial  Statements.

                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
            --------------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------


                                 SIX MONTHS ENDED    SIX MONTHS ENDED
                                ------------------  ------------------
                                  JUNE 30, 2000       JUNE 30, 1999

Operating Expenses              $               -   $               -
                                ------------------  ------------------

Income (loss) from operations   $               -   $               -

RETAINED EARNINGS
(DEFICIT), BEGINNING
OF PERIOD                                  (2,600)             (2,000)
                                ------------------  ------------------

RETAINED EARNINGS
(DEFICIT), END OF
PERIOD                          $          (2,600)  $          (2,000)
                                ==================  ==================


Per share information:
   Basic and diluted (loss)
   per common share             $               -   $               -
                                ==================  ==================

Weighted average shares
   outstanding                          5,000,000           5,000,000
                                ==================  ==================

See  accompanying  Notes  to  Financial  Statements.

                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------


                                                          2000         1999
                                                         --------  --------
Cash Flows From Operating Activities:
-------------------------------------
   Net Income (Loss)                                     $      -  $      -
      Adjustments to reconcile net income to net cash
         provided by operating activities                       -         -
                                                         --------  --------

         Net Cash Provided By (Used By)
            Operating Activities                         $      -  $      -
                                                         --------  --------

Cash Flows From Investing Activities:
-------------------------------------
   Net cash provided by (used in) investing activities   $      -  $      -
                                                         --------  --------

Cash Flows From Financing Activities:
------------------------------------
   Net cash provided by (used in) financing activities   $      -  $      -
                                                         --------  --------

   Net increase in cash and cash equivalents             $      -  $      -

Cash and Cash Equivalents at the
   Beginning of the Period                                      -         -
                                                         --------  --------

Cash and Cash Equivalents at the
   End of the Period                                     $      -  $      -
                                                         ========  ========

Additional Cash Flow Information:
---------------------------------
   Cash paid during the period for:
      Interest (noncapitalized)                          $ -             $-
      Income taxes                                       $ -             $-

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                           LAL MIAMI ENTERPRISES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     FOR THE SIX MONTHS ENDED JUNE 31, 2000
                     --------------------------------------


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

Stockholders'  Equity

     Basic (loss) per share was computed using the weighted average number of common shares outstanding. During the period ended June 30, 2000 the Company recorded $2,000, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services. This amount has been accounted for as a capital contribution to the Company by its president.


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

     Liquidity  and  Capital  Resources
     ----------------------------------

     At June 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.


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




Date:  August  10,  2000                 /s/  Michael  H.  Fridovich
                                         -------------------------------
                                         Michael H. Fridovich, President